Form 10-Q
period 2024-06-30
Chenghe Acquisition II Co.
filed 2024-08-14
CIK 2016420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

Singapore 189767

(Address of principal executive offices)

(+65) 9851 8611

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	CHEB.U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	CHEB	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CHEB.WS	NYSE American LLC

Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 14, 2024, there were 8,625,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION II CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of June 30, 2024 (Unaudited) and March 4, 2024 (Audited)	1
Condensed Statements of Operations for the period from January 15, 2024 (inception) through March 31, 2024 (Unaudited), for the three months ended June 30, 2024 (Unaudited) and for the period from January 15, 2024 (inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2024 (Unaudited) and for the period from January 15, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the period from January 15, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION II CO.

CONDENSED BALANCE SHEET

	June 30, 2024	March 4, 2024
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$809,039	$—
Prepaid expenses	29,817	—
Due from related party	20,000	—
Deferred offering costs	—	275,107
Total Current Assets	858,856	275,107
Cash and marketable securities held in Trust Account	86,495,905	—
Total Assets	$87,354,761	$275,107

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$414,239	$2,738
Accrued offering costs	1,300	225,107
Due to related party	12,225	—
Promissory note – related party	—	39,965
Total Current Liabilities	427,764	267,810
Deferred underwriting commission	3,450,000	—
Total Liabilities	3,877,764	267,810

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of $10.00 per share	86,495,905	—

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 310,000 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	31	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,019,227)	(17,703)
Total Shareholders’ Deficit	(3,018,908)	7,297
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$87,354,761	$275,107

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Period from January 15, 2024 (Inception) Through March 31,	For the Three Months Ended June 30,	For the Period from January 15, 2024 (Inception) Through June 30,
	2024	2024	2024
Operating and formation costs	$96,056	$439,557	$535,613
Loss from operations	(96,056)	(439,557)	(535,613)

Other income:
Interest earned on marketable securities held in Trust Account	—	245,905	245,905

Net loss	$(96,056)	$(193,652)	$(289,708)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	—	1,990,385	1,078,125

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$—	$(0.04)	$(0.10)

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (1)	2,500,000	2,658,077	1,856,458

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.04)	$(0.04)	$(0.10)

(1)	Excludes up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5) for the period from January 15, 2024 (inception) through March 31, 2024. On June 10, 2024, the Company consummated its IPO and sold 8,625,000 Units, including 1,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment. Therefore, the 375,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM JANUARY 15, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — As of January 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(96,056)	(96,056)

Balance – As of March 31, 2024	—	—	2,875,000	288	24,712	(96,056)	(71,056)

Sale of 310,000 Private Placement Units	310,000	31	—	—	3,099,969	—	3,100,000

Fair value of Public Warrants at issuance	—	—	—	—	734,045	—	734,045

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(62,636)	—	(62,636)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,796,090)	(2,729,519)	(6,525,609)

Net loss	—	—	—	—	—	(193,652)	(193,652)

Balance – As of June 30, 2024	310,000	$31	2,875,000	$288	$—	$(3,019,227)	$(3,018,908)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(289,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(245,905)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,817)
Due from related party	(20,000)
Advance from related party	12,225
Accounts payable and accrued expenses	506,383
Net cash used in operating activities	(66,822)

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(86,250,000)
Net cash used in investing activity	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Placement Units	3,100,000
Repayment of promissory note - related party	(186,896)
Payment of offering costs	(312,243)
Net cash provided by financing activities	87,125,861

Net Change in Cash	809,039
Cash – Beginning of period	—
Cash – End of period	$809,039

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,300
Initial classification of ordinary shares subject to redemption	$86,250,000
Change in value of ordinary shares subject to redemption	$245,905
Deferred underwriting fee payable	$3,450,000
Deferred offering costs paid directly by Sponsor from proceeds from issuance of ordinary shares	$25,000
Deferred offering costs paid under the promissory note issued to Sponsor	$94,752
Operating expense paid under the promissory note issued to Sponsor	$92,144

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Note 1—Description of Organization and Business Operations

Organization and General

Chenghe Acquisition II Co. (the “Company”) is blank check company incorporated as a Cayman Islands exempted company on January 15, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from January 15, 2024 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Chenghe Investment II Limited, a Cayman Islands limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 6, 2024. On June 10, 2024, the Company consummated the Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which include the full exercise by the underwriters of their over-allotment option in the amount of 1,125,000 Units, at $10.00 per Unit, generating gross proceeds of $86,250,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 310,000 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units, the “Private Shares”) to the Sponsor and underwriters at a price of $10.00 per Unit, or $3,100,000 in the aggregate, which is described in Note 4.

Transaction costs amounted to $5,608,295 consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting commission, and $433,295 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering, on June 10, 2024, an amount of $86,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to permitted withdrawals, the proceeds from the IPO and the sale of Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period (as defined below), subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such Business Combination. However, the Company will only complete an initial Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial Business Combination.

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

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Company’s initial shareholders or management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the allotted Combination Period.

The underwriters have agreed to waive all rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete its initial Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, the United States, the United Kingdom and the European Union, and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices and credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Liquidity and Going Concern

As of June 30, 2024, the Company had $809,039 in cash and working capital of $431,092.

The Company initially has until June 12, 2025 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete an initial Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that an initial Business Combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2025 (assuming no extensions).

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 7, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2024. The interim results for the three months ended June 30, 2024 and for the period from January 15, 2024 (inception) through June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $809,039 in cash and no cash equivalents as of June 30, 2024.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Cash and Investments Held in the Trust Account

At June 30, 2024, the assets held in the Trust Account amounting to $86,495,905 were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, and offering costs allocated to the Public Warrants (as defined below) and Private Placement Units were charged to shareholders’ deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At June 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(734,045)
Class A ordinary shares issuance costs	(5,545,659)
Plus:
Remeasurement of carrying value to redemption value	6,525,609
Class A ordinary shares subject to possible redemption, June 30, 2024	$86,495,905

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants (as defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at its assigned value.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 10,300,000 Class A ordinary shares in the calculation of diluted loss per share, because in the calculation of diluted loss per share, their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the period from January 15, 2024 (inception) through March 31, 2024, for the three months ended June 30, 2024 and for the period from January 15, 2024 (inception) through June 30, 2024. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per ordinary share:

	For the Period from January 15, 2024 (Inception) Through March 31, 2024		For the Three Months Ended June 30, 2024		For the Period from January 15, 2024 (Inception) Through June 30, 2024
	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(96,056)	$(82,918)	$(110,734)	$(106,435)	$(183,273)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	2,500,000	1,990,385	2,658,077	1,078,125	1,856,458
Basic and diluted net loss per ordinary share	$—	$(0.04)	$(0.04)	$(0.04)	$(0.10)	$(0.10)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”)  2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 15, 2024 (inception). There was no effect to the Company’s presented financial statements.

In September 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The FASB is issuing the amendments in this ASU to enhance the transparency and decision usefulness of income tax disclosures. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The FASB decided that the amendments should be effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2020-06 as of January 15, 2024 (inception). There was no effect to the Company’s presented financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3—Public Offering

Pursuant to the Initial Public Offering, the Company sold 8,625,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,125,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and underwriters purchased an aggregate of 310,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $3,100,000, in a private placement. Among these Private Placement Units, the Sponsor and underwriters purchased 266,875 and 43,125 Private Placement Units, respectively. Each Private Placement Unit consists of one Private Share and one-half of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each Private Placement Unit will be identical to the Units sold in the IPO, except as described below.

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

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Note 5—Related Party Transactions

Founder Shares

On March 4, 2024, the Company’s Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 2,875,000 Class B ordinary shares (the “Founder Shares”) at $0.0001 par value, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. Simultaneously with the full exercise of the over-allotment option by the underwriters, no Founder Shares are subject to forfeiture anymore.

On March 11, 2024, the Sponsor transferred an aggregate of 90,000 of its Founder Shares to the Company’s independent directors and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, James Zhang and Ning Ma, and 30,000 shares to Richard Li, respectively. Due to the uncertainty of the IPO at the grant date of these Founder Shares, the Company believes the fair value of these shares is de minimis and was not reflected on the accompanying balance sheet.

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

Promissory Note — Related Party

On February 29, 2024, the Company entered into a promissory note with the Sponsor, pursuant to which, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was to be payable on the earlier of: (i) June 30, 2025 or (ii) the date on which the Company consummated its IPO. At the closing date of the IPO, the Company repaid $206,896 to the Sponsor, with the over-payment recorded of $20,000 as due from related party on the accompanying balance sheet, out of the proceeds not held in the Trust Account. As of June 30, 2024, the Company had no borrowings under the promissory note.

Due to Related Party

The balance of due to related party as of June 30, 2024 was $12,225, which consists of unpaid administrative service fees (as described below) of $12,000 and office expenses of $225 paid by the officer. The balance of due to related party will be due on demand.

Administrative Support Agreement

The Company entered into an agreement, commencing on June 7, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2024 and for the period from January 15, 2024 (inception) through June 30, 2024, the Company recorded $12,000 of such expenses with the unpaid balance reflected as due to related party on the accompanying balance sheet.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined, and no written agreements exist with respect to such loans. As of June 30, 2024, the Company had no borrowings under the Working Capital Loans.

Note 6—Commitments and Contingencies

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

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,125,000 Units to cover over-allotments, if any. On June 10, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 1,125,000 Units at a price of $10.00 per Unit.

The underwriters were paid a cash underwriting fee of 2.0% of the per Unit offering price, or $1,725,000 in the aggregate, upon the closing of the Initial Public Offering. Using the cash underwriting fee received, the underwriters purchased 43,512 Private Placement Units, for an aggregate of $435,120 upon the consummation of the Initial Public Offering. An additional fee of 4.0% of the gross offering proceeds, or $3,450,000 in the aggregate, is payable to the underwriters, only upon the Company’s completion of its initial Business Combination (the “Deferred Underwriting Commission”). The Deferred Underwriting Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Private Placement Units purchased by the underwriters are identical to the Units being sold in the IPO except as described in Note 4. The Private Placement Units purchased by the underwriters and underlying ordinary shares and warrants have been deemed compensation by FINRA and are therefore subject to lock-up, registration and termination restrictions. Pursuant to FINRA Rule 5110(e), the Private Placement Units purchased by the underwriters and/or their permitted designees may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the IPO except to any member participating in the IPO and the officers or partners, registered persons or affiliates thereof or as otherwise permitted by FINRA Rule 5110(e)(2). In addition, for as long as the Private Placement Warrants underlying the Private Placement Units are held by the underwriters and/or their permitted designees, they may not be exercised after five years from the commencement of sales of the IPO. Notwithstanding the foregoing, the underwriters and/or their permitted designees may not exercise their demand and “piggy back” registration rights beyond five (5) and seven (7) years, respectively, from the commencement of sales of the IPO and may not exercise their demand rights on more than one occasion.

Note 7—Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at $0.0001 par value. As of June 30, 2024, there were 310,000 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. As of June 30, 2024, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. Approval of certain actions will require a special resolution under the Company’s amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by a majority of at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the Company and includes a unanimous written resolution, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can elect all of the directors. However, only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to the completion of our initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of the initial Business Combination.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Warrants —As of June 30, 2024, there were 4,467,500 warrants (including 4,312,500 Public Warrants and 155,000 Private Placement Warrants) outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation, provided that, the Private Placement Warrants issued to the underwriters will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8).

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

Redemption of warrants for cash

Once the warrants become exercisable, we may call the warrants for redemption for cash:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	at a price of $0.01 per warrant if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in the Initial Public Offering) on each of 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

If and when the warrants become redeemable by the Company for cash, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except, among other limited exceptions as described in Note 3, to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Units). The Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (i.e., market data obtained from independent sources) and to minimize the use of unobservable inputs (i.e., internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2024, assets held in the Trust Account were comprised of $86,495,905 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2024, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$86,495,905

The Public Warrants were valued using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 10, 2024
Market price of public stock	$9.915
Weighted Term (years)	2.56
Risk-free rate	4.77%
Volatility	4.5%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 26, 2024, the Company announced that the holders of the Company’s Units sold in the Initial Public Offering may elect to separately trade the Public Shares and Public Warrants included in the Units commencing on July 29, 2024. Each Unit consists of one Public Share and one-half of one Public Warrant to purchase one Public Share. Any Units not separated will continue to trade on the NYSE American LLC (“NYSE”) under the symbol “CHEB.U”. Any underlying Public Shares and Public Warrants that are separated will trade on the NYSE under the symbols “CHEB” and “CHEB.WS”, respectively. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Public Shares and Public Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chenghe Acquisition II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chenghe Investment II Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 15, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 15, 2024 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $193,652, which consists of operating costs of $439,557, offset by interest income on marketable securities held in the Trust Account of $245,905.

For the period from January 15, 2024 (inception) through June 30, 2024, we had a net loss of $289,708, which consists of operating costs of $535,613, offset by interest income on marketable securities held in the Trust Account of $245,905.

Liquidity and Capital Resources

On June 10, 2024, we consummated the Initial Public Offering of 8,625,000 Units, at $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 310,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,100,000 in the aggregate, which is described in Note 4 to the accompanying financial statements.

Following the closing of the Initial Public Offering, on June 10, 2024, an amount of $86,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account.

For the period from January 15, 2024 (inception) through June 30, 2024, cash used in operating activities was $66,822. Net loss of $289,708 was affected by interest earned on marketable securities held in the Trust Account of $245,905. Changes in operating assets and liabilities provided $468,791 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $86,495,905 (including approximately $245,905 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $809,039. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an amount equal to $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2024 and for the period from January 15, 2024 (inception) through June 30, 2024, the Company recorded $12,000 of such expenses with the unpaid balance reflected as due to related party on the accompanying balance sheet.

The underwriters were paid a cash underwriting fee of 2.0% of the per Unit offering price, or $1,725,000 in the aggregate, upon the closing of the Initial Public Offering. The underwriters purchased 43,512 Private Placement Units, for an aggregate of $435,120 upon the consummation of the Initial Public Offering. The Deferred Underwriting Commission, as an additional fee of 4.0% of the gross offering proceeds, or $3,450,000 in the aggregate, is payable to the underwriters, only upon the Company’s completion of its initial Business Combination. The Deferred Underwriting Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Critical Accounting Policies

The preparation of our condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2024, we consummated the Initial Public Offering of 8,625,000 Units, at $10.00 per Unit, generating gross proceeds of $86,250,000. Cohen & Company Capital Markets acted as Joint Book Runner and Seaport Global Securities acted as co-managers, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-279359). The SEC declared the registration statements effective on June 6, 2024.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 310,000 Private Placement Units to the Sponsor and underwriters at a price of $10.00 per Private Placement Unit, or $3,100,000 in the aggregate, which is described in Note 4 to the accompanying financial statements. Each Private Placement Unit consists of one Private Share and one-half of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each Private Placement Unit will be identical to the Units sold in the IPO, except as described below. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an initial Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $86,250,000 was placed in the Trust Account.

We paid a total of $5,608,295 consisting of $1,725,000 of cash underwriting fee, $3,450,000 of Deferred Underwriting Commission, and $433,295 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated June 7, 2024, by and between the Company, Cohen & Company Capital Markets and Seaport Global Securities, as representatives of the underwriters.
4.1(1)	Warrant Agreement, dated June 7, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated June 7, 2024, by and among the Company, its executive officers, its directors, its advisory board members and Chenghe Investment II Limited.
10.2(1)	Investment Management Trust Agreement, dated June 7, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated June 7, 2024, by and among the Company, Chenghe Investment II Limited and the Holders signatories thereto.
10.4(1)	Private Placement Units Purchase Agreement, dated June 7, 2024 by and between the Company and Chenghe Investment II Limited.
10.5(1)	Private Placement Units Purchase Agreement, dated June 7, 2024 by and between the Company and Cohen & Company Capital Markets, Seaport Global Securities, Revere Securities, Chenghe Capital Management, and Webull Financial LLC.
10.6(1)	Administrative Services Agreement, dated June 7, 2024, by and between the Company and Chenghe Investment II Limited.
10.7(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Shibin Wang.
10.8(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Zhiyang Zhou.
10.9(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Lyle Wang.
10.10(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Li Qi.
10.11(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Kwan Sun.
10.12(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and James Zhang.
10.13(1)	Indemnity Agreement, dated June 7, 2024, by and between the Company and Ning Ma.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGHE ACQUISITION II CO.

Date: August 14, 2024	By:	/s/ Yuan Yixuan
	Name:	Yuan Yixuan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lyle Wang
	Name:	Lyle Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)