Form 10-Q
period 2024-09-30
Chenghe Acquisition II Co.
filed 2024-11-14
CIK 2016420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 11, 2024, there were 8,935,000 Class A ordinary shares (including 8,625,000 Class A ordinary shares subject to possible redemption),, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION II CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2024 (Unaudited) and March 4, 2024 (Audited)	1
Condensed Statements of Operations for the period from January 15, 2024 (inception) through March 31, 2024 (Unaudited), for the three months ended September 30, 2024 (Unaudited) and for the period from January 15, 2024 (inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2024 (Unaudited) and for the period from January 15, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the period from January 15, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION II CO.

CONDENSED BALANCE SHEETS

	September 30, 2024	March 4, 2024
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$289,602	$—
Prepaid expenses	137,813	—
Deferred offering costs	—	275,107
Total Current Assets	427,415	275,107
Cash and marketable securities held in Trust Account	87,620,453	—
Total Assets	$88,047,868	$275,107

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,447,000	$2,738
Accrued offering costs	—	225,107
Due to related party	37,000	—
Promissory note – related party	—	39,965
Total Current Liabilities	2,484,000	267,810
Deferred underwriting commission	3,450,000	—
Total Liabilities	5,934,000	267,810

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of $10.16 per share	87,620,453	—

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 310,000 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	31	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	24,712
Accumulated deficit	(5,506,904)	(17,703)
Total Shareholders’ (Deficit) Equity	(5,506,585)	7,297
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$88,047,868	$275,107

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Period from January 15, 2024 (Inception) Through June 30,	For the Three Months Ended September 30,	For the Period from January 15, 2024 (Inception) Through September 30,
	2024	2024	2024
Operating and formation costs	$535,613	$2,487,677	$3,023,290
Loss from operations	(535,613)	(2,487,677)	(3,023,290)

Other income:
Interest earned on marketable securities held in Trust Account	245,905	1,124,548	1,370,453

Net loss	$(289,708)	$(1,363,129)	$(1,652,837)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,078,125	8,625,000	3,748,558

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.10)	$(0.12)	$(0.27)

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (1)	1,856,428	3,185,000	2,326,558

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.10)	$(0.12)	$(0.27)

(1)	The 375,000 Class B ordinary shares, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters, were not included in calculating the weighted average shares outstanding until the full exercise of the the underwriters’ over-allotment option on June 10, 2024.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JANUARY 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — As of January 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(96,056)	(96,056)

Balance – As of March 31, 2024	—	—	2,875,000	288	24,712	(96,056)	(71,056)

Sale of 310,000 Private Placement Units	310,000	31	—	—	3,099,969	—	3,100,000

Fair value of Public Warrants at issuance	—	—	—	—	734,045	—	734,045

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(62,636)	—	(62,636)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,796,090)	(2,729,519)	(6,525,609)

Net loss	—	—	—	—	—	(193,652)	(193,652)

Balance – As of June 30, 2024	310,000	31	2,875,000	288	—	(3,019,227)	(3,018,908)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,124,548)	(1,124,548)

Net loss	—	—	—	—	—	(1,363,129)	(1,363,129)

Balance – As of September 30, 2024	310,000	$31	2,875,000	$288	$—	$(5,506,904)	$(5,506,585)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,652,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,370,453)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137,813)
Advance from related party	37,000
Accounts payable and accrued expenses	2,539,144
Net cash used in operating activities	(584,959)

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(86,250,000)
Net cash used in investing activity	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Placement Units	3,100,000
Repayment of promissory note - related party	(186,896)
Payment of offering costs	(313,543)
Net cash provided by financing activities	87,124,561

Net Change in Cash	289,602
Cash – Beginning of period	—
Cash – End of period	$289,602

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$86,250,000
Change in value of ordinary shares subject to redemption	$1,370,453
Deferred underwriting fee payable	$3,450,000
Deferred offering costs paid directly by Sponsor from proceeds from issuance of ordinary shares	$25,000
Deferred offering costs paid under the promissory note issued to Sponsor	$94,752
Operating expense paid under the promissory note issued to Sponsor	$92,144

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from January 15, 2024 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and negotiation with parties with respect to the merger described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On September 16, 2024, the Company (or the “SPAC”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Polibeli Group Ltd, a Cayman Islands exempted company limited by shares (the “Polibeli”) and Polibeli Merger One Limited, a Cayman Islands exempted company limited by shares and a direct wholly-owned subsidiary of Polibeli (“Merger Sub” and together with the Polibeli, the “Polibeli Parties”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub shall be merged with and into SPAC with SPAC being the surviving company and as a direct, wholly-owned subsidiary of Polibeli (the “Merger” or the “Business Combination”). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, at the Merger Effective Time ,and in respect of the Unit Separation (as defined below) and the SPAC Class B Conversion (as defined below), immediately prior to the Merger Effective Time, (i) each outstanding SPAC Unit (“SPAC Unit”), consisting of one (1) SPAC Class A Ordinary Share and one-half (1/2) of one (1) SPAC Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one (1) SPAC Class A Ordinary Share and one-half (1/2) of one (1) SPAC Warrant; (ii) each SPAC Class B Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time shall be automatically converted into one (1) SPAC Class A Ordinary Share (the “SPAC Class B Conversion”) and each SPAC Class B Ordinary Share shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist; (iii) each SPAC Class A Ordinary Share (which for the avoidance of doubt, includes the SPAC Class A Ordinary Shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) shall be converted into the right to receive one (1) Polibeli Class A Ordinary Share; and (iv) each SPAC Warrant that is outstanding and unexercised shall be automatically converted into the right to receive a Polibeli Company Warrant.

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $289,602 in cash and working capital deficit of $2,056,585.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 7, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2024. The interim results for the three months ended September 30, 2024 and for the period from January 15, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $289,602 in cash and no cash equivalents as of September 30, 2024.

Cash and Investments Held in the Trust Account

At September 30, 2024, the assets held in the Trust Account amounting to $87,620,453 were held in money market funds which are invested primarily in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(734,045)
Class A ordinary shares issuance costs	(5,545,659)
Plus:
Remeasurement of carrying value to redemption value	6,525,609
Class A ordinary shares subject to possible redemption, June 30, 2024	$86,495,905
Plus:
Remeasurement of carrying value to redemption value	1,124,548
Class A ordinary shares subject to possible redemption, September 30, 2024	$87,620,453

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 10,300,000 Class A ordinary shares in the calculation of diluted loss per share, because in the calculation of diluted loss per share, their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the period from January 15, 2024 (inception) through March 31, 2024, for the three months ended September 30, 2024 and for the period from January 15, 2024 (inception) through September 30, 2024. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per ordinary share:

	For the Period from January 15, 2024 (Inception) Through June 30, 2024		For the Three Months Ended September 30, 2024		For the Period from January 15, 2024 (Inception) Through September 30, 2024
	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(106,435)	$(183,273)	$(995,511)	$(367,618)	$(1,019,858)	$(632,979)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,078,125	1,856,458	8,625,000	3,185,000	3,748,558	2,326,558
Basic and diluted net loss per ordinary share	$(0.10)	$(0.10)	$(0.12)	$(0.12)	$(0.27)	$(0.27)

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

Promissory Note — Related Party

On February 29, 2024, the Company entered into a promissory note with the Sponsor, pursuant to which, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was to be payable on the earlier of: (i) June 30, 2025 or (ii) the date on which the Company consummated its IPO. At the closing date of the IPO, the Company repaid $206,896 to the Sponsor out of the proceeds not held in the Trust Account..The over repayment of $20,000 was recorded as due from related party, and subsequently was used to settle the amount due to related party as described below. As of September 30, 2024, the Company had no borrowings under the promissory note.

Due to Related Party

The balance of due to related party as of September 30, 2024 was $37,000, which consists of unpaid administrative service fees (as described below). The balance of due to related party will be due on demand.

Administrative Support Agreement

The Company entered into an agreement, commencing on June 7, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2024 and for the period from January 15, 2024 (inception) through September 30, 2024, the Company recorded $45,000 and $57,000 of such expenses, respectively, with the unpaid balance reflected as due to related party on the accompanying balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined, and no written agreements exist with respect to such loans. As of September 30, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7—Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at $0.0001 par value. As of September 30, 2024, there were 310,000 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. As of September 30, 2024, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Warrants —As of September 30, 2024, there were 4,467,500 warrants (including 4,312,500 Public Warrants and 155,000 Private Placement Warrants) outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation, provided that, the Private Placement Warrants issued to the underwriters will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8).

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

At September 30, 2024, assets held in the Trust Account were comprised of $87,620,453 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2024, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$87,620,453

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

NOTE 9 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 15, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination and negotiation with parties with respect to the merger described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Business Combination Agreement

On September 16, 2024, we entered into the Business Combination Agreement with Polibeli, and Merger Sub, a Cayman Islands Polibeli pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Subshall be merged with and into SPAC with SPAC being the surviving company and as a direct, wholly-owned subsidiary of Polibeli.

Pursuant to the Business Combination Agreement, at the Merger Effective Time, and in respect of the Unit Separation (as defined below) and the SPAC Class B Conversion (as defined below), immediately prior to the Merger Effective Time, (i) each outstanding SPAC Unit , consisting of one (1) SPAC Class A Ordinary Share and one-half (1/2) of one (1) SPAC Warrant, will be automatically separated ( and the holder thereof will be deemed to hold one (1) SPAC Class A Ordinary Share and one-half (1/2) of one (1) SPAC Warrant; (ii) each SPAC Class B Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time shall be automatically converted into one (1) SPAC Class A Ordinary Share and each SPAC Class B Ordinary Share shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist; (iii) each SPAC Class A Ordinary Share (which for the avoidance of doubt, includes the SPAC Class A Ordinary Shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) shall be converted into the right to receive one (1) Company Class A Ordinary Share; and (iv) each SPAC Warrant that is outstanding and unexercised shall be automatically converted into the right to receive a Company Warrant.

For the three months ended September 30, 2024, we had a net loss of $1,363,129, which consists of operating costs of $2,487,677, offset by interest income on marketable securities held in the Trust Account of $1,363,129.

For the period from January 15, 2024 (inception) through September 30, 2024, we had a net loss of $1,652,837, which consists of operating costs of $3,023,290, offset by interest income on marketable securities held in the Trust Account of $1,370,453.

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

For the period from January 15, 2024 (inception) through September 30, 2024, cash used in operating activities was $584,959. Net loss of $1,652,837 was affected by interest earned on marketable securities held in the Trust Account of $1,370,453. Changes in operating assets and liabilities provided $2,438,555 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $87,620,453 (including approximately $1,370,453 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $289,602. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an amount equal to $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2024 and for the period from January 15, 2024 (inception) through September 30, 2024, the Company recorded $45,000 and $57,000 of such expenses with the unpaid balance reflected as due to related party on the accompanying balance sheet.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Business Combination Agreement, dated as of September 16, 2024, by and among Chenghe Acquisition II Co., Polibeli Group Ltd and Polibeli Merger One Limited.
10.1(1)	Sponsor Support Agreement, dated as of September 16, 2024, by and among Chenghe Investment II Limited, Chenghe Acquisition II Co., Polibeli Group Ltd and the directors and officers of SPAC set forth on Schedule A thereto.
10.2(1)	Company Shareholder Support Agreement, dated as of September 16, 2024, by and among Chenghe Acquisition II Co., Xingyun International Company Limited and Polibeli Group Ltd.
10.3(1)	Form of Lock-up Agreement by and among Polibeli Group Ltd, Chenghe Investment II Limited, Xingyun International Company Limited and the persons set forth on Schedule I thereto.
10.4(1)	Form of Registration Rights Agreement by and among Chenghe Acquisition II Co., Polibeli Group Ltd, Xingyun International Company Limited and certain equityholders, directors and officers of SPAC listed on Schedule I thereto.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2024 and incorporated by reference herein.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 17, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGHE ACQUISITION II CO.

Date: November 14, 2024	By:	/s/ Yuan Yixuan
	Name:	Yuan Yixuan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lyle Wang
	Name:	Lyle Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)