Form 10-Q
period 2025-03-31
Chenghe Acquisition II Co.
filed 2025-05-15
CIK 2016420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, there were 8,935,000 Class A Ordinary Shares (including 8,625,000 Class A Ordinary Shares subject to possible redemption), $0.0001 par value and 2,875,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION II CO.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements
	Balance Sheet as of March 31, 2025 (Unaudited) and December 31, 2024 (Audited)	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the period from January 15, 2024 (inception) through March 31, 2024	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2025, and for the period from January 15, 2024 (inception) through March 31, 2024	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025, and for the period from January 15, 2024 (inception) through March 31, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20
Part II. Other Information
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Part III. Signatures		22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION II CO.

CONDENSED BALANCE SHEET

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Asset
Current assets:
Cash	110,699	251,105
Prepaid expenses	$30,588	$70,609
Total Current Assets	141,287	321,714
Cash and marketable securities held in Trust Account	89,563,833	88,635,671
TOTAL Current Asset	$89,705,120	$88,957,385

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,326,094	$2,849,782
Due to related party	127,000	82,000
Total Current Liabilities	3,453,094	2,931,782
Deferred underwriting commission	3,450,000	3,450,000
Total Current Liabilities	6,903,094	6,381,782

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of $10.38 and $10.28 per share at March 31, 2025 and December 31, 2024, respectively	89,563,833	88,635,671

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 310,000 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	31	31
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	288	288
Accumulated deficit	(6,762,126)	(6,060,387)
Total Shareholders’ Deficit	(6,761,807)	(6,060,068)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$89,705,120	$88,957,385

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2025	For the period from January 15, 2024 (Inception) Through March 31, 2024
Operating and formation costs	$701,739	$96,056
Loss from operations	(701,739)	(96,056)
Other income:
Interest earned on cash and marketable securities held in Trust Account	928,162	—
Other income, net	928,162	—
Net income (loss)	$226,423	$(96,056)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,625,000	2,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.02	$(0.04)
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	3,185,000	—
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.02	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – As of December 31, 2024 (Audited)	310,000	$31	2,875,000	$288	$—	$(6,060,387)	$(6,060,068)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(928,162)	(928,162)

Net income	—	—	—	—	—	226,423	226,423

Balance – As of March 31, 2025 (Unaudited)	310,000	$31	2,875,000	$288	$—	$(6,762,126)	$(6,761,807)

FOR THE PERIOD FROM JANUARY 15, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — As of January 15, 2024 (Inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(96,056)	(96,056)

Balance – As of March 31, 2024 (Unaudited)	2,875,000	$288	$24,712	$(96,056)	$(71,056)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the three months ended March 31,	For the period from January 15, 2024 (Inception) Through March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$226,423	$(96,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(928,162)	—
Operating expenses paid by Sponsor		87,065
Changes in operating assets and liabilities:
Prepaid expenses	40,021	—
Advance from related party	45,000	—
Due to related party	—	79
Accrued expenses	476,312	8,912
Net cash used in operating activities	(140,406)	—

Net Change in Cash	(140,406)	—
Cash – Beginning of period	251,105	—
Cash – End of period	$110,699	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in the accrued offering costs and expenses	$—	$200,107
Deferred offering costs paid by Sponsor under the promissory note-related party	$—	$50,650
Change in value of ordinary shares subject to redemption	$928,162	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION II CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from January 15, 2024 (inception) through March 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and negotiation with parties with respect to the merger described below. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On March 31, 2025, the Form F-4 in connection with the Business Combination as described above was declared effective by the SEC. On May 1, 2025, the Post-Effective Amendment to the Form F-4 was declared effective by the SEC.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine and the Israel-Hamas conflicts, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, the United States, the United Kingdom and the European Union, and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices and credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Liquidity and Going Concern

As of March 31, 2025, the Company had $110,699 in cash and a working capital deficit of $3,311,807.

The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete an initial Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s amended and restated memorandum and articles of association. In addition, the Company may not have sufficient funds to execute its business strategy, there is a possibility that an initial Business Combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the insufficient working capital, mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026 (assuming no extensions).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $110,699 and $251,105 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash and Investments Held in the Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account amounting to $89,563,833 and $88,635,671, respectively, were held in mutual funds.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, and December 31, 2024, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amounts of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds upon Initial Public Offering	$86,250,000
Less:
Proceeds allocated to Public Warrants	(734,045)
Class A ordinary shares issuance costs	(5,545,659)
Plus:
Remeasurement of carrying value to redemption value	8,665,375
Class A ordinary shares subject to possible redemption, December 31, 2024	$88,635,671
Plus:
Remeasurement of carrying value to redemption value	928,162
Class A ordinary shares subject to possible redemption, March 31, 2025	$89,563,833

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 10,300,000 Class A ordinary shares in the calculation of diluted loss per share, because in the calculation of diluted loss per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income per share for the three months ended March 31, 2025 and for the period from January 15, 2024 (inception) through March 31, 2024. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2025		For the period from January 15, 2024 (Inception) through March 31, 2024
	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non-redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$165,360	$61,063	$—	$(96,056)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,625,000	3,185,000	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$—	$(0.04)

Recent Accounting Pronouncements

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU during the year ended December 31, 2024. The adoption did not have a material impact on the financial statements. See Note 9 for the Company’s segment reporting disclosures.

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023 - 09 will have a material impact on its financial statements and disclosures.

In November 2024, the FASB ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). which enhances the disclosures required for expense disaggregation in the Company’s annual and interim consolidated financial statements. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

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

Promissory Note — Related Party

On February 29, 2024, the Company entered into a promissory note with the Sponsor, pursuant to which, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was to be payable on the earlier of: (i) June 30, 2025 or (ii) the date on which the Company consummated its IPO. At the closing date of the IPO, the Company repaid $206,896 to the Sponsor out of the proceeds not held in the Trust Account. The over repayment of $20,000 was recorded as due from related party and subsequently was used to settle the amount due to related party as described below. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the promissory note.

Due to Related Party

The balance of due to related party as of March 31, 2025 and December 31, 2024 was $127,000 and $82,000 respectively, which consists of unpaid administrative service fees (as described below). The balance of due to related party will be due on demand.

Administrative Support Agreement

The Company entered into an agreement, commencing on June 7, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company recorded $30,000 of such expenses, with the unpaid balance of $127,000 reflected as due to related party on the accompanying balance sheet.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined, and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 310,000 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2025 and December 31, 2024, there were 4,467,500 warrants (including 4,312,500 Public Warrants and 155,000 Private Placement Warrants) outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation, provided that, the Private Placement Warrants issued to the underwriters will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8).

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

At March 31, 2025, assets held in the Trust Account were comprised of $89,563,833 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2025, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$89,563,833	$88,635,671

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

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on marketable securities held in Trust Account which include the accompanying unaudited condensed statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and formation and operational costs. The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On March 31, 2025, the Form F-4 in connection with the Business Combination as described above was declared effective by the SEC. On May 1, 2025, the Post-Effective Amendment to the Form F-4 was declared effective by the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 15, 2024 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination and negotiation with parties with respect to the merger described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $226,423, which consists of interest income on marketable securities held in the Trust Account of $928,162, partially offset by operating costs of $701,739.

For the period from January 15, 2024 (inception) through March 31, 2024, we had a net loss of $96,056, which consists of formation and operating costs.

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

Our liquidity needs have been satisfied prior to completion of the Initial Public Offering through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. Up to the date of our Initial Public Offering, we had borrowed $206,896 under the promissory note with our sponsor, which has been fully repaid to the Sponsor out of the proceeds not held in the Trust Account upon closing of the Initial Public Offering.

For the three months ended March 31, 2025, cash used in operating activities was $140,406. Net income of $226,423 was affected by interest earned on marketable securities held in the Trust Account of $928,162. Changes in operating assets and liabilities provided $561,333 of cash for operating activities.

For the period from January 15, 2024 (inception) through March 31, 2024, cash used in operating activities was nil. Net loss of $96,056 was affected by operating expenses paid by Sponsor of $87,056. Changes in operating assets and liabilities provided $9,000 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $89,563,833 (including approximately $3,313,833 of interest income) consisting of mutual funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $110,699 and working capital deficit of $3,311,807. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

We have until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). If we do not complete an initial Business Combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. In addition, we may not have sufficient funds to execute our business strategy, there is a possibility that an initial Business Combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the insufficient working capital, the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Therefore, management believes that it would be prudent to include in our disclosure about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date that we are required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should we are required to liquidate after June 12, 2026 (assuming no extensions).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an amount equal to $15,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2025 we recorded $45,000 of such expenses with the unpaid balance of $127,000 reflected as due to related party on the accompanying balance sheet.

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

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

Recent Accounting Standards

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU during the year ended December 31, 2024. The adoption did not have a material impact on the financial statements. See Note 9 for the Company’s segment reporting disclosures.

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023 - 09 will have a material impact on its financial statements and disclosures.

In November 2024, the FASB ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). which enhances the disclosures required for expense disaggregation in the Company’s annual and interim consolidated financial statements. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENGHE ACQUISITION II CO.

Dated May 15, 2025	By:	/s/ Shibin Wang
		Name:	Shibin Wang
		Title:	Chief Executive Officer
(principal executive officer)

	By:	/s/ Lyle Wang
		Name:	Lyle Wang
		Title:	Chief Financial Officer
(principal financial officer and
principal accounting officer)